Form 10-K
period 1996-12-31
CALIFORNIA REAL ESTATE PARTNERS
filed 1997-03-31
CIK 825155

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D. C. 20549

                         FORM 10 - K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE OF 1934


FOR THE YEAR ENDED                    COMMISSION FILE NUMBER
DECEMBER 31, 1996                            3318424

               CALIFORNIA REAL ESTATE PARTNERS
               A CALIFORNIA LIMITED PARTNERSHIP
    (Exact name of registrant as specified in its charter)

      California                          33-0334188
(State of organization)            (I.R.S. Employer I.D. No.)

   PO Box 5370, Box 548, Santa Ana, California      92704
     (Address of principal executive office)      (Zip Code)


                        (714) 531-9596
     (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

                             None

Securities registered pursuant to Section 12(g) of the Act;

                             None
             -------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No ___.

The number of shares outstanding of the registrant's only class of common stock, as of December 31, 1996: - Not
Applicable

                                SEC Filing fee a/c #825155








                            PART I
Item 1. Business

     California Real Estate Partners is a California Limited Partnership (the "Partnership") that was formed on November 23, 1987, for the purpose of acquiring interests in, and becoming a general partner of two California partnerships (the "Project Partnerships"). Benjamin C. Harris is the General Partner of the Partnership.

     The Partnership until October 31, 1989 owned partnership interest in two partnerships. The Village Drive Ltd partnership interest was redeemed on October 31, 1989 by Rampart General, Inc. The remaining Project Partnership is Riverview Community Partners ("Riverview"), involving a 232-unit apartment complex located on a site of approximately
10.3 acres in Santa Ana, California.

     The purpose of the Partnership is to provide the Partnership and its Partners with (i) cash distributions from operating revenues; (ii) tax benefits from ownership of the Project (through the Project Partnership) to the extent permitted by law; (iii) cash distributions, taxable as long-term gain, upon sale of the Partnership or the Partnership's interest in the Project Partnership; and (iv) preservation of capital.

     The Project Partnership was formed partially with affiliated parties of the Partnership. Benjamin C. Harris and Willard V. Harris, Jr. are directly or indirectly the other partners in the Project Partnership. Willard V. Harris, Jr. was the Chairman of the Board of Directors and President of Rampart General, Inc. ("Rampart"). Rampart went out to business in 1993. Benjamin C. Harris and Willard V. Harris, Jr. are brothers.


The Riverview Project

     The Riverview Project is a 232-unit garden style apartment project located in Santa Ana, California. The Project is located on 10.3 acres and the 232 units are made up of 15 two-story buildings. The project has 40 one-bedroom and one-bath units and 192 two-bedroom and two-bath units of two distinct floor styles. Average unit size is 850 square feet. Each unit has wall-to-wall carpeting, a gas-burning fireplace, a washer/dryer, a range/oven, a garbage disposal, cable TV hookup, and large oval tubs. The Riverview Project also has a swimming pool, a jacuzzi, and a clubhouse. There is parking for 413 automobiles, some covered.

     Pursuant to an agreement with the Community
Redevelopment Agency of the City of Santa Ana, 20% of apartments are to be set aside for moderate to low income families as defined for Orange County. The maximum rents allowable for such units are not substantially below the rents for the balance of the apartments. These requirements were entered into in connection with certain financial assistance provided by the City of Santa Ana in the acquisition of certain of the land for the Riverview Project. Rents for the Riverview Project range from $660 to $820 per month. At December 31, 1996 the occupancy rate was 90%. The average stabilized rental rate for all of the apartments is approximately $174,800 per month, although there can be no assurance that the will be maintained.

     At December 31, 1993 there were two existing Permanent Loans on the property. They were 20-year loans providing for a 30-year amortization rate with initial monthly payments of $83,413 and $6,425. Such payments remained until November 1, 1991 and March 1, 1992, respectively, after which times each Permanent Loan was adjusted annually to provide for equal monthly payments, at the then current interest rate, over the balance of the amortization period. For the Second five years of each Permanent Loan, such payments cannot increase more than 7-1/2% over the prior payments. Balloon payments will be due in April, 2008 and February, 2009, in the amount of approximately $7,150,000 and $500,400, respectively, based on current amortization schedule and interest rates. The Permanent Loans can be prepaid at any time. The Permanent Loans are secured by the Project and the rents thereon and the Permanent Loans and are guaranteed by Benjamin C. Harris and Willard V. Harris, Jr. and his wife, Harriet A. Harris. The Lender must consent to any sale of the Project and at such time may adjust the minimum and maximum interest rates five percentage points above or below the then interest rate. Any transfer of the Partnership's interest in the Riverview Partnership also requires the Lender's consent and the Lender can similarly adjust the maximum and minimum interest rates.

     On February 10, 1994 these two loans were refinanced with a new first trust deed in the amount of $11,985,000 at 7 1/4% fixed interest for 35 years. The existing two trust deed notes had a payoff of $10,368,200. The remaining cash proceeds were used to pay down a portion of the existing original land loan, pay delinquent property taxes, pay loan costs and setup replacement and impound accounts.

     In connection with the acquisition of certain parcels for the apartments and single-family homes, Rampart, on February 1, 1986, issued a $1,485,000 purchase money promissory note, guaranteed by Willard V. Harris, Jr., for the purchase of such land. The Partnership has interest in only the apartment portion on the land. At March 29, 1989 all single-family homes had been constructed and were sold. The note is secured by a deed of trust, which was subordinated to the Permanents Loans' deed of trust. On July 16, 1987, the note was modified to separate the note into an apartment portion ($660,000) and single family home portion ($835,000) secured by the respective lands on which each is to be constructed. In November, 1987, $385,000 was paid on the single-family home amount. With regard to the apartment amount, on August 31, 1988, the holder of the note extended the of time payment until May 1, 1989 and the note was increased to $695,000. On May 1, 1989 the holder elected to extend the note to April 30, 1992 which cost a fee of 3% and increased the interest rate from 12% to 15%. The note has a current balance of $1,082,963 which includes unpaid interest owing to November 1, 1990. Payments of interest only have been made since December 1, 1990. The note was due and payable on April 30, 1992. On February 10, 1994 the note was reduced by a payment from the proceeds of the refinancing the first and second trust deeds. The remaining balance of the note is due February 10, 1998. Interest rate will be 7% until February 1, 1995 and prime plus four percent, not to exceed twelve percent, to February 10, 1998.

     Fee simple title to the land for the Riverview Project is held in the name of Ridgewood Development, Inc a subsidiary of Rampart General, Inc. Pursuant to written agreements, such title is held for the beneficial interest of the Riverview Partnership but is held in such names for purposes of acquiring the land and the Permanent Loans.


General

     There were no distributions made to the Limited Partners during the year ended December 31, 1996. Such distributions will be made from rental income with respect to the Partnership investment in the Project Partnership. A distribution of $10.00 per Unit was made February 9, 1989 with a loan from Rampart. The attainment of the Registrant's investment objectives will depend on many factors, including the successful management of the operations of the apartments. Future economic conditions in the United States as a whole and, in particular, in the localities in which the apartments are located will also be important factors, especially with regard to achievement of capital appreciation.

     The Partnership expects to sell the apartments in approximately five to eight years but will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership and the anticipated advantages to be gained for the Partners and market conditions. No apartments will be sold, financed or refinanced by the Partnership without the agreement of all General Partners. Proceeds from any future sale, financing or refinancing of the apartments Properties will not be reinvested but will be distributed to the Partners, so that the Partnership will, in effect, be self-liquidating.

     The Partnership's investments in the apartments are subject to competition from similar types of properties in the vicinity in which they are located. The Partnership competes with other real estate owners and developers for the rental, lease and sale of the apartments. In some cases, the Partnership may compete with other partnerships affiliated with either General Partner. Furthermore various limited partnerships may in the future be formed by affiliates of the General Partner to engage in businesses which may be competitive with the Partnership.

     The Partnership has no employees. On-site management of the apartments are conducted by the Project Partnership or by affiliated and unaffiliated managers and supervised by the Project Partnership.













Item 2.  Properties

     The Partnership owns interest in the Project
Partnerships as follows:

                   Number of      Percentage
      Project(1)   Apartments      Interest     Location

Riverview Community    232            30% (2)  Santa Ana, CA

(1)  See Item 1. Business for descriptions.

(2) In Riverview the remaining 70% partnership interest is owned directly or indirectly by Benjamin C. Harris, Willard V. Harris, Jr. and an unaffiliated partner.

Item 3.  Legal Proceedings

     The Registrant is not subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     During the Fourth Quarter of the year ended December 31, 1996, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.




                           Part II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

     As of December 31, 1996, the number of holders of Units was 291. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.








Item 6.  Selected Financial Data


                                    Year Ended December 31,
                                       1996        1995

Net income (loss)                   $ (38,076)   $ (96,098)

Net income (loss) to limited
  partnership unit holders          $ (37,695)   $ (95,137)

Net cash from operations            $ (38,076)   $ (97,178)

Net income (loss) per limited
  partnership unit                  $  (15.08)   $  (38.05)

Total assets (Deficit)              $(173,845)   $(163,077)


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Liquidity and Capital Resources

     The Project Partnership has obtained Permanent Loans on the apartments. The Project's cash flow need may not be entirely satisfied by cash flow generated by such Project until there is an increase in rental income over the next few years. The General Partner and partners in the project Partnership, with the exception of California Real Estate Partners, have agreed to loan the Project Partnership any cash flow shortfalls until the Project is self sufficient.


Results of Operations

     The Riverview Community Partnership was formed in December, 1985 and construction was completed in December 1988. For the year ended December 31, 1996 the loss was $35,892 with a vacancy factor of 12%. The partnerships 30% share of the loss was $10,768. After adjusting for depreciation and amortization The Riverview Community Partnership in 1996 had a positive cash flow of $270,621. For the year ended December 31, 1995 the loss was $231,653 with a vacancy factor of 11%. The partnerships 30% share of the loss was $69,495. After adjusting for depreciation and amortization The Riverview Community Partnership in 1995 had a positive cash flow of $74,314.

     Added to the total losses from the apartments projects of $10,768 in 1996 were additional Partnership administrative expenses of $27,308 for a total loss of $38,076 for 1996.
For the year 1995 administrative expenses were $24,970 for a total partnership loss of $96,098.

Item 8.  Financial Statements and Supplementary Data

     See list of Financial Statements and Financial Statement
Schedules at page F-1, filed as part of this report.


Item 9.  Disagreements on Accounting and Financial

     Not applicable



                           Part III

Item 10.  Directors, Executive Officers, Promotors and
          Control Persons

Benjamin C. Harris is the General Partner of the Partnership.

     Benjamin C. Harris, age 63, has been a Director of Future Communities, Inc. since 1970 and since September,
1971, has been President, Chief Executive Officer, and
Chairman of the Board of Directors of Future Communities,
Inc.  From 1966 until March, 1986, he was Treasurer of
Rampart General, Inc.  Benjamin C. Harris is a brother of
Willard V. Harris, Jr.


Item 11.  Executive Compensation

    None of the affiliated Project Partnership owners have received during the current year any compensation from the Partnership or the Project Partnerships. The General Partner has been paid his $25,000 annual fee.







Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     As of December 31, 1992, Rampart General, Inc. owned 26.5% of the Units of the Partnership. Rampart is a public corporation engaged in the manufacture and marketing of precast fireplaces and walls. On November 15, 1993 Rampart General, Inc. sold their 26.5% partnership interest to Fireplace Manufacturers, Inc. an affiliate of Rampart General, Inc. Benjamin C. Harris and Willard V. Harris, Jr. owe 18.4% of Fireplace Manufacturers, Inc.

     The General Partner, Benjamin C. Harris, will participate in distributions of the Partnership. In general, distributions to the General Partner is 1% of Net Cash From Operations and Net Cash From Sales or Refinancing until the Limited Partners receive 6% per annum cumulative, but not compounded, on their Adjusted Capital Contributions, at which time the General Partner's interest will increase to 25%.

Item 13.   Certain Relationships and Related Transactions

     See Item 1, Business.

                           Part IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

     No reports on Form 8-K were filed in the fourth quarter of calendar year 1996.


                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CALIFORNIA REAL ESTATE PARTNERS


                              __________________________
Date: March 18, 1997          By: Benjamin C. Harris
                              General Partner






















                  Annual Report On Form 10-K

       Item 8, item 14 (a) (1) and (2) and Item 14 (d)


               List of Financial Statements And
                Financial Statement Schedules


                Financial Statement Schedules

                      December 31, 1996

               California Real Estate Partners,

               a California Limited Partnership

Form 10-K  ---- Item 14 (a) (1) and (2)

Californian Real Estate Partners

List of Financial Statements and Financial Statement
        Schedules - Unaudited

The following financial unaudited statements of California Real Estate Partners in Item 8:
                                                        Page


Balance sheet --- December 31, 1996 and 1995             F-3

Statements of Operations --- For the
years ended December 31, 1996 and 1995                   F-4

Statement of Partners' Equity --- For
the years ended December 31, 1996 and 1995               F-5

Statement of Cash Flows ---
For the years ended December 31, 1996 and 1995           F-6

Notes to Financial Statements                            F-7


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since (1) the information required is disclosed in the financial statements and the notes thereto; (2) the schedules are not required under the related instructions; or (3) the schedules are inapplicable.

               CALIFORNIA REAL ESTATE PARTNERS
               A California Limited Partnership
                         Balance Sheet



                                               December      December
 ASSETS                                        31, 1996      31, 1995

Cash                                         $        0    $        0

Partnership interests (at equity):
    Riverview Bentley Apartments -
         30% interest (Deficit)                (173,845)     (163,077)
                                                -------       -------


             Total assets (Deficit)          $ (173,845)   $ (163,077)
                                                =======       =======



LIABILITIES AND PARTNERS' EQUITY

Due to affiliates                            $  233,572    $  206,264
Accounts payable                                      0             0

Partnership Equity: (Deficit)
  Capital, general partners                      17,510        17,890
  Capital, limited partners                    (424,927)     (387,231)
                                                -------       -------
      Total partnership equity                 (407,417)     (369,341)
                                                -------       -------

   Total liabilities and
    partners' equity (Deficit)               $ (173,845)   $ (163,077)
                                                =======       =======



Prepared Without Audit

The accompanying notes are an integral part of these finanical statements.

                CALIFORNIA REAL ESTATE PARTNERS
                A California Limited Partnership
                     Statement of Operations
                       For the Year Ended


                                               December      December
                                               31, 1996      31, 1995


(Profit) Loss partnership interest -
  Riverview Bentley Apartments - 30%         $   10,768    $   71,128

Administrative expenses                          27,308        24,970
                                                -------       -------


Net loss                                     $  (38,076)   $  (96,098)
                                                =======       =======



Net loss to general partner                  $     (381)   $     (961)
                                                  =====         =====
Net loss to limited partners                 $  (37,695)   $  (95,137)
                                                =======       =======
Net loss per unit of
    limited partnership                      $   (15.08)   $   (38.05)
                                                  =====         =====











Prepared Without Audit

The accompanying notes are an integral part of these finanical statements.

                CALIFORNIA REAL ESTATE PARTNERS
                A California Limited Partnership
                 Statement of Partners' Equity
                     For the Year Ended


                                   General      Limited
                                   Partner     Partners        Total

Beginning capital,
    December 31, 1994            $ 18,851    $ (292,094)   $ (273,243)


    Net loss for the year 1995       (961)      (95,137)      (96,098)
                                     ------     -------       -------

Ending capital,
    December 31, 1995            $ 17,890    $ (387,231)   $ (369,341)


    Net loss for the year 1996       (381)      (37,695)      (38,076)
                                     ------     -------       -------

Ending capital,
    December 31, 1996            $ 17,510    $ (424,927)   $ (407,417)
                                     ======     =======       =======





Prepared Without Audit

The accompanying notes are an integral part of these finanical statements.

                CALIFORNIA REAL ESTATE PARTNERS
                A California Limited Partnership
                     Statement of Cash Flows
                       For the Year Ended


                                               December      December
                                               31, 1996      31, 1995

Cash flows from operating activities:
 Net loss                                    $  (38,076)   $  (96,098)
 Non-cash expenses, revenues and
 losses included in net earnings:
  Net increase (decrease) in a/c pay                  0        (1,080)
                                                -------       -------
 Net cash used in operaing activities           (38,076)      (97,178)

Cash flows from investment activities:
 Partnership investments                         10,768        71,128
                                                -------       -------
      Net cash provided by (used in)
       investing activities                      10,768        71,128

Cash flows from financing activities:
 Net increase in affiliates payable              27,308        26,050
                                                -------       -------
      Net cash provided by (used in)
       financing activities                      27,308        26,050
                                                -------       -------

Net increase in cash                                  0             0

Cash at beginning of period                           0             0
                                                -------       -------
Cash at end of period                        $        0    $        0
                                                =======       =======


Prepared Without Audit

The accompanying notes are an integral part of these finanical statements.

               CALIFORNIA REAL ESTATE PARTNERS
               A California Limited Partnership
                Notes to Financial Statements
                  December 31, 1996 and 1995


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Limited Partnership was formed on November 23, 1987 with Benjamin Harris as the General partner. On December 22, 1987 Rampart General, Inc. and subsidiaries assigned their 24% general partnership interest in Village Drive, Ltd., together with their 30% general partnership interest in Riverview Apartments, in exchange for 3,999 limited partnership units. Subsequent to December 31, 1987 one limited partnership unit was acquired by Rampart General, Inc and subsidiaries for $723.97 in cash and Benjamin Harris received his general partnership interest for the sum of $29,244 cash. On October 31, 1989, the Limited Partnership redeemed 1,500 limited partnership units owned by the majority limited partner Rampart General, Inc. and subsidiaries in consideration of the Partnership's 24% general partnership interest in Village Drive Limited, a California limited partnership. After the redemption, the ownership interest in the units of Rampart General, Inc. and subsidiaries were reduced from 53.53% to 26.26% and the total number of units were reduced from 4,000 to 2,500. The Limited partnership now owns a 30% interest in the Riverview Community Partnership, a 232 unit apartment project in Santa Ana, California. On November 15, 1993 Rampart General, Inc sold their 26.5% partnership interest to Fireplace Manufacturers, Inc. an affiliate of Rampart General, Inc.


(2) PARTNERSHIP ADMINISTRATION FEE

The partnership paid the general partner an annual fee of $25,000 in 1996 and 1995 for the administrative services provided to the partnership.








                              F-7
(3) DUE TO AFFILIATES

As of December 31, 1996 and 1995, the balance due to affiliates consisted of the following:

                                           1996      1995

    Due to Riverview Community Partner $ (16,908) $ (14,600)
    Due to W.V. Harris, Jr.               (9,423)    (9,423)
    Due to B.C. Harris                  (207,241)  (182,241)
                                         -------    -------
        Total due to affiliates        $(233,572) $(206,264)
                                         =======    =======
(4) RIVERVIEW COMMUNITY PARTNERS

The Riverview Community Partners was completed in December,
1988. A condensed summary of its December 31, 1996 and 1995 financial statements is as follows:

                                      1996           1995
 ASSETS:
   Cash                          $    29,531   $     1,586
   Receivables                       143,152       267,910
   Prepaid expenses                   24,393        23,113
   Property and equipment         14,529,457    14,480,545
   Accumulated depreciation       (2,386,817)   (2,080,304)
   Deposits & Reserves               230,760       275,699
                                  ----------    ----------
     Total assets                $12,570,476   $12,968,549
                                  ==========    ==========

 LIABILITIES AND PARTNERS' EQUITY:
   Accounts payable, accrued
     interest & tenant deposits   $   180,750  $   489,544
   First trust deed note payable   11,756,846   11,845,102
   Second trust deed note payable     755,275      720,404
                                   ----------   ----------
     Total liabilities             12,692,871   13,055,050

   Partners' equity                  (122,395)     (86,501)
                                   ----------   ----------
     Total liabilities and
       partners' equity           $12,570,476  $12,968,549
                                   ==========   ==========

                              F-8


 EARNINGS (LOSSES) AT DECEMBER 31,
  1996 AND 1995:

                                      1996         1995

    Rents and other income         $2,011,239   $1,907,652

    Operating expenses                586,998      640,595
    Real estate taxes                  95,923      132,202
    Management & Administrative       115,906      142,428
    Depreciation                      306,513      305,967
    Interest expense                  941,791      913,112
                                    ---------    ---------
                                    2,047,131    2,139,304

    Net (loss)                      $ (35,892)  $ (231,652)
                                    =========    =========


(5) DRAWINGS

Pursuant to an agreement between Rampart General, Inc. and the bondholders, the Partnership distributed $10 per unit to the limited partners who were bondholders. No distribution was made to Rampart General, Inc. nor to the general partner. A total of $18,370 was distributed at December 31, 1989. There has been no distributions in 1995 or 1996.




















                              F-9